Form 10-K
period 2011-12-31
ENTERGY LOUISIANA INVESTMENT RECOVERY FUNDING I, L.L.C.
filed 2012-03-29
CIK 1523519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________

Commission File Number of issuing entity: 333-168010-01 ENTERGY LOUISIANA INVESTMENT RECOVERY FUNDING I, L.L.C. (Exact name of issuing entity as specified in its charter)

ENTERGY LOUISIANA, LLC

(Exact name of depositor and sponsor as specified in its charter)

Commission File Number of depositor:  1-32718

Louisiana	45-2494355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4809 JEFFERSON HIGHWAY JEFFERSON, LOUISIANA 70121
(Address of principal executive offices)

Registrant's telephone number, including area code: (504) 840-2608

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Regulations Act.

              [ ] Yes                [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

              [ ] Yes                [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              [X] Yes                [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

              [  ] Large accelerated filer          [ ] Accelerated filer   [X] Non-accelerated filer

[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

              [ ] Yes                [X] No

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: None.

 Part I

Item 1.   Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A.   Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 2.   Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3.   Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction J of Form 10-K.

Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted pursuant to General Instruction J of Form 10-K.

Item 6.   Selected Financial Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Omitted pursuant to General Instruction J of Form 10-K.

Item 8.   Financial Statements and Supplementary Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.   Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

Omitted pursuant to General Instruction J of Form 10-K.

Item 11.   Executive Compensation.

Omitted pursuant to General Instruction J of Form 10-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.   Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this report:

1.	Financial Statements.
	Not applicable.

2.	Financial Statement Schedules.
	Not applicable.

3.	Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith and the others are incorporated by reference):
	3.1	Articles of Organization and Initial Report of Entergy Louisiana Investment Recovery Funding I, L.L.C. (the “Issuing Entity”)
	3.4	Limited Liability Company Operating Agreement of Entergy Louisiana Investment Recovery Funding I, L.L.C.
	4.1	Indenture dated as of September 1, 2011, by and between the Issuing Entity and The Bank of New York Mellon, as indenture trustee and securities intermediary.
	4.2	Form of Senior Secured Investment Recovery Bonds.
*	31.1	Certification pursuant to Rule 13a-14(d)/15d-14(d).
*	33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for Entergy Louisiana, LLC.
*	33.2	Assertion of compliance with applicable servicing criteria for The Bank of New York Mellon.
*	34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of Entergy Louisiana, LLC.
*	34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York Mellon.
*	35.1	Servicer compliance statement.
	99.1	Investment Recovery Property Servicing Agreement dated as of September 1, 2011, by and between the Issuing Entity and Entergy Louisiana, LLC, as servicer.
	99.2	Investment Recovery Property Purchase and Sale Agreement dated as of September 1, 2011, by and between the Issuing Entity and Entergy Louisiana, LLC, as seller.
	99.3	Administration Agreement dated as of September 1, 2011, by and between the Issuing Entity and Entergy Louisiana, LLC, as administrator.

(b) Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):

3.1           Articles of Organization and Initial Report of the Issuing Entity (incorporated by reference to exhibit 3.3 included as an exhibit to the Issuing Entity’s Form S-3/A dated August 30, 2011).

3.2           Limited Liability Company Operating Agreement of the Issuing Entity dated as of June 7, 2011 (incorporated by reference to exhibit 3.4 included as an exhibit to the Issuing Entity’s Form S-3/A dated August 30, 2011).

4.1           Indenture dated as of September 1, 2011 between the Issuing Entity and The Bank of New York Mellon providing for the issuance of Senior Secured Investment Recovery Bonds (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity’s Report on Form 8-K dated September 22, 2011).

4.2           Form of Senior Secured Investment Recovery Bonds (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to exhibit 4.1 included as an exhibit to the Issuing Entity’s Report on Form 8-K dated September 22, 2011).

*31.1      Certification pursuant to Rule 13a-14(d)/15d-14(d).

*33.1      Report on assessment of compliance with servicing criteria for asset-backed securities for Entergy Louisiana, LLC.

*33.2     Assertion of compliance with applicable servicing criteria for The Bank of New York Mellon.

*34.1     Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of Entergy Louisiana, LLC.

*34.2     Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York Mellon.

*35.1    Servicer compliance statement.

99.1       Investment Recovery Property Servicing Agreement dated as of September 1, 2011 between the Issuing Entity and Entergy Louisiana, LLC, as servicer (incorporated by reference to exhibit 99.1 included as an exhibit to the Issuing Entity's Report on Form 8-K dated August 30, 2011).

99.2       Investment Recovery Property Purchase and Sale Agreement dated as of September 1, 2011 between the Issuing Entity and Entergy Louisiana, LLC as seller (incorporated by reference to exhibit 99.2 included as an exhibit to the Issuing Entity’s Report on Form 8-K dated August 30, 2011).

99.3       Administration Agreement dated as of September 1, 2011 between the Issuing Entity and Entergy Louisiana, LLC, as administrator (incorporated by reference to exhibit 99.3 included as an exhibit to the Issuing Entity’s Report on Form 8-K dated August 30, 2011).

(c)       Not applicable.

Item 1112(b). Significant Obligors of Pool Assets.

None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b). Certain Derivatives Instruments.

None.

Item 1117. Legal Proceedings.

None.

Item 1119. Affiliations and Certain Relationships and Related Transactions.

The Company is a wholly-owned subsidiary of Entergy Louisiana, LLC.

Item 1122.  Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123  Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2012.

ENTERGY LOUISIANA INVESTMENT RECOVERY FUNDING I, L.L.C. (Issuing Entity)

                                                                                     By: Entergy Louisiana, LLC, as servicer

 By:  /s/ Theodore H. Bunting, Jr.
 Name:   Theodore H. Bunting, Jr.
 Title:     Senior Vice President and
               Chief Accounting Officer
               (Senior officer in charge of the
               servicing function of the servicer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No such annual report, proxy statement, form of proxy or other soliciting material has been sent to its Noteholders.  The registrant will not be sending an annual report or proxy material to its Noteholders subsequent to the filing of this form.

EXHIBIT INDEX

* 31.1    Certification pursuant to Rule 13a-14(d)/15d-14(d)

* 33.1            Report on assessment of compliance with servicing criteria for asset-backed securities for Entergy Louisiana, LLC.

* 33.2    Assertion of compliance with applicable servicing criteria for The Bank of New York Mellon.

* 34.1            Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of Entergy Louisiana, LLC.

* 34.2    Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York Mellon.

* 35.1            Servicer compliance statement.