Form 10-K
period 2014-12-31
ENTERGY LOUISIANA INVESTMENT RECOVERY FUNDING I, L.L.C.
filed 2015-03-27
CIK 1523519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Item 1122. Compliance with Applicable Servicing Criteria.
See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123 Servicer Compliance Statement.
See Exhibit 35.1 under Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 2015.

ENTERGY LOUISIANA INVESTMENT RECOVERY FUNDING I, L.L.C. (Issuing Entity)
By: Entergy Louisiana, LLC, as servicer
By:/s/ Alyson M. Mount
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