Form 10-K
period 2015-12-31
ENTERGY LOUISIANA INVESTMENT RECOVERY FUNDING I, L.L.C.
filed 2016-03-29
CIK 1523519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number of issuing entity: 333-175117-01 ENTERGY LOUISIANA INVESTMENT RECOVERY FUNDING I, L.L.C. (Exact name of issuing entity as specified in its charter)
ENTERGY LOUISIANA, LLC
(Exact name of depositor and sponsor as specified in its charter)
Commission File Number of depositor: 1-32718

Louisiana	47-4469646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
None.

Item 1117. Legal Proceedings.
None.

Item 1119. Affiliations and Certain Relationships and Related Transactions.
The Company is a wholly-owned subsidiary of Entergy Louisiana, LLC, which is the depositor, sponsor and servicer.

Item 1122. Compliance with Applicable Servicing Criteria.
See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123 Servicer Compliance Statement.
See Exhibit 35.1 under Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2016.

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